Form 10QSB
period 1996-06-30
TRIUMPHE LEASING LIMITED PARTNERSHIP
filed 1996-08-22
CIK 858559

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended     June 30, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ____________to ____________

     Commission File Number:   0-19074

     TRIUMPHE LEASING LIMITED PARTNERSHIP
     (Exact name of small business issuer
      as specified in its charter)

     Illinois                            36-3673459
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

     630 Dundee Road, Suite 345, Northbrook, Illinois 60062
     (Address of principal executive offices)

     847-509-1500
     (Issuer's telephone number, including area code)

     _______________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X]Yes     [ ]No


                                PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                  TRIUMPHE LEASING LIMITED PARTNERSHIP
                           BALANCE SHEETS
                               June 30, 1996    December 31, 1995
                               -------------    -----------------
                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents      $   10,871         $   17,883
  Net investment in direct
    financing leases                139,743            126,621
                                  ----------         ----------
     TOTAL CURRENT ASSETS           150,614            144,504
                                  ----------         ----------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $256,885 and $198,351              64,839            134,126
                                  ----------         ----------

OTHER:
  Net investment in direct
      financing leases               15,437             88,751
                                  ----------         ----------
     TOTAL OTHER ASSETS              15,437             88,751
                                  ----------         ----------

                                 $  230,890         $  367,381
                                  ==========         ==========

See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                            BALANCE SHEETS
                               June 30, 1996    December 31, 1995
                               -------------    -----------------
                                (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable             $    7,052          $   8,033
    Current maturities of long-
      term debt                     191,345            183,403
    Other liabilities                10,163             13,010
                                  ----------          ---------
      TOTAL CURRENT LIABILITES      208,560            204,446
                                  ----------          ---------

LONG TERM DEBT,
    less current maturities          24,383            122,083
                                  ----------         ----------
    TOTAL LIABILITIES               232,943            326,529
                                  ----------         ----------
PARTNERS' EQUITY:
    General Partners                     80                509
    Limited Partners                 (2,133)            40,343
                                  ----------         ----------
       TOTAL PARTNERS' EQUITY        (2,053)            40,852
                                  ----------         ----------

                                 $  230,890         $  367,381
                                  ==========         ==========

See accompanying notes to financial statements (Unaudited)

                    TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS

                                    Six Months        Six Months
                                      Ended             Ended
                                  June 30, 1996     June 30, 1995
                                  -------------     -------------
                                   (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                      $ 106,629         $ 111,312
  Loss on sale of equipment            (2,326)          (34,492)
                                      --------         ---------
TOTAL REVENUES                        104,303            76,820
                                      --------         ---------
OPERATING EXPENSES:
  Interest                             11,538            26,890
  Depreciation & Amortization          66,961           121,200
  Remarketing Commissions Paid
    to Outside Lease Brokers             -                5,781
  Administrative                        9,979            39,033
                                      --------         ---------
  TOTAL OPERATING EXPENSES             88,478           192,904
                                      --------         ---------

NET INCOME (LOSS)                   $  15,825         $(116,084)
                                      ========         =========

NET (LOSS) ALLOCATED TO
  General partners                  $     158         $  (1,161)
  Limited partners                     15,667          (114,923)
                                      --------         ---------
                                    $  15,825         $(116,084)
                                      ========         =========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                     1.4680            1.4680
   Limited Partners                   145.3480          145.3480

(LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                      $108            $(791)
   Limited Partners                      $108            $(791)

See accompanying notes to financial statements (Unaudited)

                    TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS

                                   Three Months      Three Months
                                      Ended             Ended
                                  June 30, 1996     June 30, 1995
                                  -------------     -------------
                                   (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                       $ 51,438         $  52,383
  Loss on sale of equipment            (2,326)           (8,228)
                                      --------          --------
TOTAL REVENUES                         49,112            44,155
                                      --------          --------
OPERATING EXPENSES:
  Interest                              5,293            15,785
  Depreciation & Amortization          33,480            54,830
  Remarketing Commissions Paid
    to Outside Lease Brokers             -                2,819
  Administrative                       (4,120)           13,528
                                      --------          --------
  TOTAL OPERATING EXPENSES             34,653            86,962
                                      --------          --------

NET INCOME (LOSS)                   $  14,459         $ (42,807)
                                      ========          ========

NET (LOSS) ALLOCATED TO
  General partners                        145              (428)
  Limited partners                     14,314           (42,379)
                                      --------          --------
                                       14,459           (42,807)
                                      ========          ========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                     1.4680            1.4680
   Limited Partners                   145.3480          145.3480

(LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                      $ 98              $(292)
   Limited Partners                      $ 98              $(292)



See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY

                      Six Months Ended June 30, 1996
                               (Unaudited)


                                         GENERAL         LIMITED
                           TOTAL         PARTNERS        PARTNERS
PARTNERS' EQUITY
  Beginning of period    $  40,640     $     509      $   40,343

DISTRIBUTIONS              (58,730)         (587)        (58,143)
NET INCOME                  15,825           158          15,667
                          ---------      --------       ---------
PARTNERS' EQUITY
  End of period          $ 199,968      $     80      $   (2,133)
                          =========      ========      ==========

See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
                                      Six Months     Six Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             $   15,825      $(116,084)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation & Amortization              66,961        121,200
  Loss on sale of equipment under lease     2,326         34,492
  Amortization of unearned income         (17,676)       (27,918)
  Changes in assets and liabilities:
     Increase in prepaid expense              201           (497)
     Increase in accounts payable            (981)        21,380
     (Decrease) in other liabilities       (3,048)        (5,854)
                                          --------      ---------
      Net cash provided by (used in)       63,608         26,719
      operating activities                --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases            77,868        164,378
  Proceeds from sale of equipment
  under lease                                -            35,295
                                          --------      ---------
      Net cash provided by                116,955        199,673
      investing activities                --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners               (58,730)       (88,089)
  Proceeds from issuance of debt             -           308,593
  Principal payments of
  nonrecourse debt                        (89,758)      (447,051)
                                         ---------      ---------
      Net cash (used in)                 (148,488)      (226,547)
      financing activities               ---------      ---------

NET (DECREASE) IN CASH AND EQUIVALENTS:    (7,012)          (155)
CASH AND EQUIVALENTS,
  at the beginning of the period           17,883         21,920
                                         ---------       --------
CASH AND EQUIVALENTS,
  at the end of the period               $ 10,871      $  21,765
                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                       $   11,538      $  26,890

See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
                                     Three Months   Three Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $   14,459       $ (33,135)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation & Amortization             33,480          54,830
  Loss on sale of equipment under lease    2,326          (1,445)
  Amortization of unearned income         (8,096)        (13,593)
   Changes in assets and liabilities:
     Increase in prepaid expense             548             542
     Increase in accounts payable         (7,818)          4,041
     (Decrease) in other liabilities      (4,765)          2,817
                                         --------        --------
      Net cash provided by (used in)      30,134          14,057
      operating activities               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases           38,934          81,188
  Proceeds from sale of equipment
  under lease                               -              1,530
                                         --------        --------
      Net cash provided by                38,934          82,718
      investing activities               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners              (29,365)        (29,366)
  Proceeds from issuance of debt            -            308,593
  Principal payments of
  nonrecourse debt                       (45,355)       (363,252)
                                        ---------       ---------
      Net cash (used in)                 (74,720)        (84,025)
      financing activities              ---------       ---------

NET (DECREASE) INCREASE IN CASH
    AND EQUIVALENTS:                      (5,652)         12,750
CASH AND EQUIVALENTS,
  at the beginning of the period          16,523           9,015
                                        ---------        --------
CASH AND EQUIVALENTS,
  at the end of the period             $  10,015       $  21,765
                                        =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                      $    5,293          15,785

See accompanying notes to financial statements (Unaudited)

                    TRIUMPHE LEASING LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at June 30, 1996 and the three and six months ended June 30, 1996, and June 30, 1995, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on November 9, 1989, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1996 was the twenty-sixth quarter of operations.


NOTE 3 - DESCRIPTION OF LEASING ARRANGEMENTS

    The partnership's leasing operations consist principally of leased equipment which it has acquired from third party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases expire over the next three years. The cost of each lease includes an equity investment plus any non-recourse loans obtained to finance the purchase.


NOTE 4 - EQUIPMENT

    Equipment is recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of June 30, 1996:

Total minimum lease payments to be received         $    168,714

Estimated residual values of leased property               2,500

Less: Unearned income                                    (16,034)
                                                       ----------
Net investment in leases                            $    155,180
                                                       ==========


      At June 30, 1996, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are as follows:

                YEAR                       AMOUNT

                1996                    $ 278,029
                1997                      149,928

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on February 26, 1990, and commenced the acquisition of equipment in April of 1990. As of February 26, 1992 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,906,960 in units has been sold through February 26, 1992. At June 30, 1996 the partnership had acquired $16,685,020 of leased equipment with an equity investment of $2,452,449 and non-recourse bank borrowing of $14,232,571.

OPERATIONS
Revenues from leasing decreased to $106,629 for the first two quarters of the fiscal year ending December 31, 1996 ("fiscal 1996") from $111,312 for the first two quarters of the fiscal year ended December 31, 1995 ("fiscal 1995"). The decrease in revenues from the first two quarters of fiscal 1995 to the first two quarters of fiscal 1996 was primarily due to the reduction in the amount of equipment under lease. And in addition, there was a loss on the sale of equipment of $34,492 for the six months ended June 30, 1995, compared to $2,326 for the six months ended June 30, 1996.

Operating expenses decreased to $88,478 for the first two quarters of fiscal 1996 from $192,904 for the first two quarters of fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from the first two quarters of fiscal 1995 to the first two quarters of fiscal 1996 resulted primarily from the reduction of equipment on lease.

The partnership expects continued decreases in operating revenues due to the expiration of leases. Thus, since the partnership does not plan to invest in additional equipment, future results will be based on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at June 30, 1996 include undistributed cash available from operations during the period February 26, 1990 to June 30, 1996.

The partnership has a program which provides for the temporary investment of cash in various short-term money market instruments pending disbursement for operations or distributions to partners.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 50% of the purchase price thereof. All of the loans incurred were non-recourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

The partnership maintains, to the extent practicable, a working capital and contingency reserve in an amount not to exceed 1% of the gross proceeds from the offering of Units, subject to business and distribution requirements. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                      PART 2 - OTHER INFORMATION



NONE

                        SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TRIUMPHE LEASING LIMITED PARTNERSHIP

                      By:  TL GENERAL CORP.,
                           Its: General Partner



  Date  August 13, 1996        By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  August 13, 1996        By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  August 13, 1996       By: /s/ Gerald A. Horwitz
                                 -------------------------------
                                   Gerald A. Horwitz
                                   Its: General Partner