Form 10QSB
period 1996-09-30
TRIUMPHE LEASING LIMITED PARTNERSHIP
filed 1996-11-08
CIK 858559

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended     September 30, 1996

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

                                            [X]Yes     [ ]No


                                PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                  TRIUMPHE LEASING LIMITED PARTNERSHIP
                           BALANCE SHEETS
                           September 30, 1996   December 31, 1995
                           ------------------   -----------------
                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents      $   47,646         $   17,883
  Net investment in direct
    financing leases                122,784            126,621
                                  ----------         ----------
     TOTAL CURRENT ASSETS           170,430            144,504
                                  ----------         ----------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $158,548 and $198,351              47,040            134,126
                                  ----------         ----------

OTHER:
  Net investment in direct
      financing leases                 -                88,751
                                  ----------         ----------
     TOTAL OTHER ASSETS                -                88,751
                                  ----------         ----------

                                 $  217,470         $  367,381
                                  ==========         ==========

See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                            BALANCE SHEETS
                           September 30, 1996   December 31, 1995
                           ------------------   -----------------
                               (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable             $    5,781          $   8,033
    Current maturities of long-
      term debt                     169,402            183,403
    Other liabilities                10,885             13,010
                                  ----------          ---------
      TOTAL CURRENT LIABILITES      186,068            204,446
                                  ----------          ---------

LONG TERM DEBT,
    less current maturities            -               122,083
                                  ----------         ----------
    TOTAL LIABILITIES               186,068            326,529
                                  ----------         ----------
PARTNERS' EQUITY:
    General Partners                    414                509
    Limited Partners                 30,988             40,343
                                  ----------         ----------
       TOTAL PARTNERS' EQUITY        31,402             40,852
                                  ----------         ----------

                                 $  217,470         $  367,381
                                  ==========         ==========

See accompanying notes to financial statements (Unaudited)

                    TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS

                             Nine Months         Nine Months
                                Ended               Ended
                         September 30, 1996   September 30, 1995
                         ------------------   ------------------
                              (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                  $ 134,700         $ 179,421
  Loss on sale of equipment        56,558           (47,734)
                                  --------         ---------
TOTAL REVENUES                    191,258           131,687
                                  --------         ---------
OPERATING EXPENSES:
  Interest                         15,860            35,008
  Depreciation & Amortization      84,211           159,867
  Remarketing Commissions Paid
    to Outside Lease Brokers          215             8,541
  Administrative                   12,327            46,244
                                  --------         ---------
  TOTAL OPERATING EXPENSES        112,613           249,660
                                  --------         ---------

NET INCOME (LOSS)               $  78,645         $(117,973)
                                  ========         =========

NET INCOME (LOSS) ALLOCATED TO
  General partners              $     786         $  (1,180)
  Limited partners                 77,859          (116,793)
                                  --------         ---------
                                $  78,645         $(117,973)
                                  ========         =========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                 1.4680            1.4680
   Limited Partners               145.3480          145.3480

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                  $536            $(804)
   Limited Partners                  $536            $(804)

See accompanying notes to financial statements (Unaudited)

                    TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS

                             Three Months       Three Months
                                Ended              Ended
                         September 30, 1996   September 30, 1995
                         ------------------   ------------------
                             (Unaudited)          (Unaudited)
REVENUES:
  Lease Income                   $ 28,071         $  68,109
  Loss on sale of equipment        58,884           (13,242)
                                  --------          --------
TOTAL REVENUES                     86,955            54,867
                                  --------          --------
OPERATING EXPENSES:
  Interest                          4,322             8,119
  Depreciation & Amortization      17,251            38,667
  Remarketing Commissions Paid
    to Outside Lease Brokers          215             2,760
  Administrative                    2,348             7,211
                                  --------          --------
  TOTAL OPERATING EXPENSES         24,136            56,757
                                  --------          --------

NET INCOME (LOSS)               $  62,819         $  (1,890)
                                  ========          ========

NET INCOME (LOSS) ALLOCATED TO
  General partners                    628               (19)
  Limited partners                 62,191            (1,871)
                                  --------          --------
                                   62,819            (1,890)
                                  ========          ========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                 1.4680            1.4680
   Limited Partners               145.3480          145.3480

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                  $ 428             $(13)
   Limited Partners                  $ 428             $(13)



See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY

                    Nine Months Ended September 30, 1996
                               (Unaudited)


                                         GENERAL         LIMITED
                           TOTAL         PARTNERS        PARTNERS
PARTNERS' EQUITY
  Beginning of period    $  40,852     $     509      $   40,343

DISTRIBUTIONS              (88,095)         (881)        (87,214)
NET INCOME                  78,645           786          77,859
                          ---------      --------       ---------
PARTNERS' EQUITY
  End of period          $  31,402      $    414      $   30,988
                          =========      ========      ==========

See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
                                     Nine Months     Nine Months
                                        Ended          Ended
                                   Sept. 30, 1996  Sept. 30, 1995
                                   --------------  --------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $   78,645      $(117,973)
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:
  Depreciation & amortization             84,211        159,867
  (Gain) loss on sale of
     equipment under lease               (56,558)        47,734
  Amortization of unearned income        (24,214)       (40,663)
  Changes in assets and liabilities:
     Increase in prepaid expenses           -              (248)
     (Decrease) Increase in
        accounts payable                  (2,252)         6,390
     (Decrease) Increase in
        other liabilities                 (2,125)         1,234
                                         --------      ---------
      Net cash provided by                77,707         56,341
      operating activities               --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases          116,802        208,307
  Proceeds from sale of equipment
  under lease                             59,433         51,146
                                         --------      ---------
      Net cash provided by               176,235        259,453
      investing activities               --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners              (88,095)      (124,847)
  Proceeds from issuance of debt            -           308,593
  Principal payments of
  nonrecourse debt                      (136,084)      (494,576)
                                        ---------      ---------
      Net cash used in                  (224,179)      (310,830)
      financing activities              ---------      ---------

NET INCREASE IN CASH AND EQUIVALENTS:     29,763          4,964
CASH AND EQUIVALENTS,
  at the beginning of the period          17,883         21,920
                                        ---------       --------
CASH AND EQUIVALENTS,
  at the end of the period              $ 47,646      $  26,884
                                         ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                      $   15,860      $  35,008

See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
                                    Three Months    Three Months
                                       Ended           Ended
                                   Sept. 30, 1996  Sept. 30, 1995
                                   --------------  --------------
                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                   $   62,819       $  (1,890)
  Adjustments to reconcile
   net (loss) income to net cash
   provided by operating activities:
  Depreciation & amortization             17,251          38,667
  (Gain) loss on sale of
     equipment under lease               (58,884)         13,242
  Amortization of unearned income         (6,538)        (12,745)
   Changes in assets and liabilities:
     Decrease in prepaid expenses           -                250
     (Decrease) in accounts payable       (1,271)        (14,990)
     Increase in other liabilities           722           7,088
                                         --------        --------
      Net cash provided by                14,099          29,622
      operating activities               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases           38,934          43,929
  Proceeds from sale of equipment
  under lease                             59,433          15,851
                                         --------        --------
      Net cash provided by                98,367          59,780
      investing activities               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners              (29,365)        (36,758)
  Principal payments of
  nonrecourse debt                       (46,326)        (47,525)
                                        ---------       ---------
      Net cash used in                   (75,691)        (84,283)
      financing activities              ---------       ---------

NET INCREASE IN CASH AND EQUIVALENTS:     36,775           5,119
CASH AND EQUIVALENTS,
  at the beginning of the period          10,015          21,765
                                        ---------        --------
CASH AND EQUIVALENTS,
  at the end of the period             $  47,646       $  26,884
                                        =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                      $    4,322           8,119

See accompanying notes to financial statements (Unaudited)

                    TRIUMPHE LEASING LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at September 30, 1996 and the nine and three months ended September 30, 1996, and September 30, 1995, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on November 9, 1989, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1996 was the twenty-seventh quarter of operations.


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

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of September 30, 1996:

Total minimum lease payments to be received         $    129,780

Estimated residual values of leased property               2,500

Less: Unearned income                                     (9,496)
                                                       ----------
Net investment in leases                            $    122,784
                                                       ==========


      At September 30, 1996, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are as follows:

                YEAR                       AMOUNT

                1996                    $ 291,351
                1997                      149,928

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on February 26, 1990, and commenced the acquisition of equipment in April of 1990. As of February 26, 1992 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,906,960 in units has been sold through February 26, 1992. At September 30, 1996 the partnership had acquired $16,685,020 of leased equipment with an equity investment of $2,452,449 and nonrecourse bank borrowing of $14,232,571.

OPERATIONS
Revenues from leasing decreased to $134,700 for the first three quarters of the fiscal year ending December 31, 1996 ("fiscal 1996") from $179,421 for the first three quarters of the fiscal year ended December 31, 1995 ("fiscal 1995"). The decrease in revenues from the first three quarters of fiscal 1995 to the first three quarters of fiscal 1996 was primarily due to the reduction in the amount of equipment under lease. And in addition, there was a loss on the sale of equipment of $47,734 for the nine months ended September 30, 1995, compared to a gain on the sale of equipment of $56,558 for the nine months ended September 30, 1996.

Operating expenses decreased to $112,613 for the first three quarters of fiscal 1996 from $249,660 for the first three quarters of fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from the first three quarters of fiscal 1995 to the first three quarters of fiscal 1996 resulted primarily from the reduction of equipment on lease.

The partnership expects continued decreases in operating revenues due to the expiration of leases. Thus, since the partnership does not plan to invest in additional equipment, future results will be based on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at September 30, 1996 include undistributed cash available from operations during the period February 26, 1990 to September 30, 1996.

The partnership has a program which provides for the temporary investment of cash in various short-term money market instruments pending disbursement for operations or distributions to partners.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 50% of the purchase price thereof. All of the loans incurred were nonrecourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

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


                      TRIUMPHE LEASING LIMITED PARTNERSHIP

                      By:  TL GENERAL CORP.,
                           Its: General Partner



  Date  November 6, 1996       By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  November 6, 1996       By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  November 6, 1996       By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz
                                  Its: General Partner