Form 10KSB
period 1996-12-31
TRIUMPHE LEASING LIMITED PARTNERSHIP
filed 1997-03-24
CIK 858559

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549


                            FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the fiscal year ended December 31, 1996

     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from  ____________ to  ___________



Commission File No. 0-19074

TRIUMPHE LEASING LIMITED PARTNERSHIP
(Name of Small Business Issuer in Its Charter)

Illinois                                      36-3673459
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)


630 Dundee Road, Suite 345, Northbrook, Illinois  60062
(Address of principal executive offices, including zip code)

847-509-1500
(Issuer's Telephone Number, Including Area Code)


     Securities registered pursuant to Section 12(b) of the Act:
                               None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                     LIMITED PARTNERSHIP UNITS

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [X] Yes     [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.        [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $236,243.

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) at December 31, 1996 was approximately $25,152*

                DOCUMENTS INCORPORATED BY REFERENCE
                               None.

*There has not been, nor is there expected to be, a public market for the limited partnership units; the market value of $25,152 is based on the book value per unit of limited partnership interest.

                                  PART I

ITEM 1.        DESCRIPTION OF BUSINESS

     The registrant, Triumphe Leasing Limited Partnership (the "Partnership"), is a limited partnership organized in 1989 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 145.348 Limited Partnership Units (the "Units") to the public from February 26, 1990, the date on which the Partnership's operations commenced, through February 26, 1992, the date on which the offering terminated, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission (Registration No. 33-32613). The business of the Partnership is to acquire, own, lease, maintain, manage and sell various items of new and used computer, computer peripheral, telecommunications and office equipment ("Equipment").

     EQUIPMENT ACQUISITION. The General Partners select Equipment which they believe will maintain residual value. Among the factors adversely affecting the residual values of Equipment, and which make predictions of residual value uncertain, are advances in technology that render equipment obsolete, reductions in sales prices or rental rates by manufacturers of comparable new equipment, and surpluses in the marketplace for comparable equipment. The General Partners utilize data prepared by recognized appraisal or valuation firms as a guide to estimating the residual values of Equipment.

     TERMS OF LEASES. The General Partners generally lease Equipment to lessees for initial terms ranging from six months to six years, under agreements which impose on the lessees all costs of maintenance, taxes and insurance for the equipment. The leases may grant the lessees options to extend their leases or to purchase the leased Equipment at the end of the initial lease terms.

     LESSEES. The Partnership leases Equipment to lessees believed by the General Partners to be creditworthy. The General
Partners depend heavily on the lease credit evaluations of the Partnership's lenders which, in turn, look primarily to rentals under the leases to repay their loans.

     LEVERAGE. The General Partners typically finance the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. A nonrecourse loan is one in which the lender agrees that its recourse in the event of default is limited to the equipment securing the loan, the rents payable under the related lease and the proceeds derived from their sale, and that neither the Partnership nor any Partner will be liable for payment. It is anticipated that the loans will generally be in the maximum amount which can be repaid with interest out of the lease rentals receivable during the initial lease terms. The debt incurred generally bears a fixed interest rate over the term of the loan, rather than a variable rate which changes with the prime rate or other criteria.

     REFINANCING AND SALE OF EQUIPMENT. In some cases the Partnership disposes of Equipment at the end of the initial term of the related lease. This may be accomplished by (a) selling the Equipment to the lessee, (b) selling the Equipment in the open market, (c) negotiating an extension of the lease term, and
(d) securing a new lessee and selling the Equipment subject to the extended or new lease to another investor. In other cases at the end of the initial term of a lease, the Partnership may retain the Equipment and enter into a new or extended lease. The Partnership will then either (a) refinance the Equipment, which will permit the Partnership to distribute to the Partners any cash received in the refinancing or (b) retain the debt-free leased Equipment so as to secure for the Partnership the rental income under the lease. The Partnership may also sell the lease prior to the end of the initial lease term. It is not anticipated that the terms of any extended or replacement leases will extend beyond December 31, 1997.

     INDEPENDENT BROKERS. Most of the Partnership's Equipment purchases and related lease opportunities are brought to its attention by independent leasing brokers, which either charge the Partnership a commission for their services or alternatively purchase the Equipment and secure the lessee and then resell the package to the Partnership at a profit. Independent brokers are also compensated by the Partnership for assisting in the re-leasing and disposition of its Equipment. The independent brokers also participate in the proceeds of the leases on a percentage or fixed basis after the Partnership has earned a specified return on its investment in a lease.

     NO COMMITMENTS. The foregoing description of the business of the Partnership is only a statement of the past transactions and present intention of the General Partners, and should not be viewed as a commitment as to the Partnership's future business activities. The General Partners are granted unlimited discretion in the Partnership Agreement to make all decisions regarding the business of the Partnership. These decisions will include the type of equipment to be acquired, the terms of leases, the amount and nature of borrowings, and the time and terms of Equipment disposition. The General Partners intend to exercise sound business judgment in response to market conditions when making these decisions, which may result in substantial deviations from the business now conducted.

     As of December 31, 1996, the Partnership had purchased
$16,685,022 worth of Equipment. The Equipment owned by the Partnership to date consists of computer hardware and peripherals.

     The following is a summary of each of the leases and related
Equipment acquired by the Partnership through December 31, 1996 and owned during 1996:

     YAMAHA MOTOR CORP., U.S.A. Under the terms of a lease agreement entered into by Yamaha Motor Corp., U.S.A. ("Yamaha") dated November 20, 1987, Yamaha has leased various computer
equipment and peripheral devices.   In August 1991, the
Partnership acquired computer equipment leased to Yamaha under two lease schedules to the above-described master lease agreement. The purchase price to the Partnership of Schedule No. 9 and the equipment leased thereunder was $7,695, no portion of which was financed. The purchase price to the Partnership of Schedule No. 10 and the equipment leased thereunder was $70,782, of which $6,072 was paid in cash and the balance paid through the assumption of existing nonrecourse debt. The monthly rent for Schedule No. 9 was $249 and the monthly rent for Schedule No. 10 was $2,185. The initial term of Schedule No. 9 expired April 30, 1994, and the initial term of Schedule No. 10 expired June 30, 1994. The equipment subject to schedule No. 9 was sold in December 1995. Schedule No. 10 renewed with respect to part of the equipment at a monthly rent of $106 on a month-to-month basis and the equipment was purchased by Yamaha in December 1996. The rest of the equipment subject to Schedule No. 10 was sold in 1995.

     Yamaha, a wholly owned subsidiary of Yamaha Motor Co. Ltd. ("YMC"), is the exclusive importer and distributor in the continental United States and Alaska of products manufactured by YMC, principally, motorized vehicles (motorcycles, scooters, outboard motors, snowmobiles, golf carts and marine vehicles).

     THRIFT DRUG, INC. The Partnership acquired five IBM direct access computer storage devices and a lease of such equipment to Thrift Drug, Inc., a wholly owned subsidiary of J.C. Penney Company, Inc. ("Thrift Drug"). Thrift Drug had leased the equipment pursuant to an equipment schedule to a master lease agreement dated as of December 3, 1990 between Thrift Drug and the original lessor of the equipment. The initial term of the schedule was 48 months and commenced on February 1, 1991. The equipment has been financed on a nonrecourse basis. The cost of the equipment and schedule to the Partnership was $849,727. The required equity investment of the Partnership was $70,713. The balance of the purchase price was paid by assuming nonrecourse debt.

Pursuant to a rider to the equipment schedule dated January 21, 1993, additional equipment was provided to the lessee and the lease term was extended by two years. The monthly rent was $14,980. To finance the cost of the additional equipment and the extension of the original lease term, the Partnership assumed nonrecourse debt of $603,118. The loan proceeds were applied to the outstanding balance of the original debt and the cost of the additional equipment. The remaining proceeds were divided between the Partnership and the original lessor.

     Pursuant to a master lease agreement entered into by the Partnership and Thrift Drug, dated as of May 31, 1995, and an equipment supplement dated May 31, 1995, the Partnership and Thrift Drug terminated the original master lease agreement and equipment schedules, and renewed the original and upgraded equipment. The initial term of the schedule was 26 months which commenced on June 1, 1995. The monthly rent is $12,978.

          Thrift Drug, Inc. operates a chain of retail drug stores.



     BANTAM DOUBLEDAY DELL PUBLISHING GROUP, INC. Under the terms of a master equipment lease agreement entered into by Bantam Doubleday Dell Publishing Group, Inc. ("Bantam") dated as of July 29, 1991, and a lease schedule dated August 9, 1991, Bantam leased a Digital Equipment Corporation Model 9000-210 computer system. The initial term of the schedule was 60 months, commencing on August 1, 1991. The monthly rent was $25,642.

     The Partnership acquired the schedule and related equipment from the original lessor of the equipment as of October 1, 1991. The purchase price to the Partnership was $1,203,457. The Partnership paid this amount by assuming nonrecourse indebtedness relating to the equipment in the principal amount of $1,157,157 and by paying $45,800 in cash. In August 1993, Bantam exercised its early termination option pursuant to the lease and paid an early termination fee. The related debt of the schedule has been retired and certain units of the Equipment relating to the schedule were sold; the Partnership sold the remaining items of Equipment in August 1996.

     Bantam Doubleday Dell Publishing Group, Inc. is a publisher of mass-marketed and trade books.

     HALLIBURTON COMPANY. Under the terms of a master equipment lease agreement entered into by Halliburton Company ("Halliburton") dated October 16, 1991, and a lease schedule dated May 4, 1992, Halliburton has leased 35 IBM printers. The initial term of the schedule is 24 months, commencing on July 1, 1992. The monthly rent is $3,628.

     The Partnership acquired the schedule and the equipment lease thereunder from the original lessor of the equipment as of July 1, 1992. The purchase price to the Partnership was $183,702. The Partnership paid this amount in cash.

     The term of the schedule with respect to 28 IBM printers was renewed, for a term expiring in June 1996, at a monthly rent of $3,080. At the expiration of the renewal term, Halliburton purchased the 28 IBM printers in July 1996. The Partnership sold the remaining 7 IBM printers in March 1995.

     Halliburton Company specializes in providing oil field services; engineering and construction of refineries, petrochemical and generating plants, pulp and paper mills.

     ADVANTIS.  Under the terms of a master lease agreement dated
January 4, 1990 entered into by Advantis, having accepted assignment of the master lease agreement and related equipment supplements from the original lessee, and seven equipment supplements dated August 1, 1992 and September 1, 1992, Advantis has leased computer equipment manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplements. The term of each supplement is 36 months. The commencement for one supplement was September 1, 1992; the commencement date for the other supplements was August 1, 1992. The aggregate monthly rent for the supplements is $4,698. The cost to the Partnership of the equipment and supplements was $173,571. The Partnership paid $22,533 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     The original lease expired in July and August 1995. One schedule was renewed for 12 months commencing on August 1, 1995, with a monthly rent of $703, and is currently renewed on a month-to-month basis. The remaining schedules are leased on a month-to-month basis with a monthly rent of $3,596.

     Advantis is a joint venture between a wholly owned subsidiary of IBM and a wholly subsidiary of Sears, Roebuck and Co. which provides information network, data processing and telecommunication services.

     LASER MAGNETIC STORAGE INTERNATIONAL COMPANY. Under the terms of a master equipment lease agreement entered into by Laser Magnetic Storage International Company ("Laser Magnetic") dated March 15, 1992, and an equipment schedule dated August 3, 1992, Laser Magnetic has leased computer equipment manufactured by IBM. The term of the schedule is 36 months which commenced on July 20, 1992. The monthly rent is $8,051. The cost to the Partnership of the equipment and schedule was $278,602. The Partnership paid $36,266 in cash, and the balance by assuming nonrecourse financing of the equipment.

     The original lease expired in July 1995. Certain units of the schedule were leased on a month-to-month basis with a monthly rent of $1,062, and were sold in June 1996. The Partnership sold the remaining units in 1995.

     Laser Magnetic develops, manufactures and markets optical disk drives, tape drives and optical media.

     LITTON INDUSTRIAL AUTOMATION SYSTEMS, INC. Under the terms of a master lease agreement entered into by Litton Industrial Automation Systems, Inc. ("Litton") dated November 30, 1989, and equipment schedules dated November 27, 1991, December 4, 1991, and December 12, 1991, Litton has leased computer equipment manufactured by Digital Equipment Corporation and IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedules. The term of the schedules is 36 months which commenced January 1, 1992. The aggregate monthly rent is $16,615. The cost to the Partnership of the equipment and schedules was $579,606. The Partnership paid $88,950 in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     The schedule expired in December 1994. The Partnership entered into a new lease with respect to certain units of the equipment with Western Atlas, Inc., a new entity which was formerly a division of Litton. The new term expires in December 1997. The monthly rent is $1,995. The Partnership has sold certain units of the equipment, and is in the process of remarketing the remaining items of equipment.

     Litton is in the business of automated storage and retrieval systems, systems software, and computer-controlled manufacturing systems.

     MARATHON OIL. Under the terms of a master lease agreement entered into by Marathon Oil Company ("Marathon") dated April 29,
1988 and an equipment schedule dated October 4, 1991, Marathon has leased computer equipment manufactured by Amdahl.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 36 months which commenced on October 1, 1991.
The quarterly rental payment is $32,900. The cost to the Partnership of the equipment and schedule was $333,426, which was paid in cash.

     Certain units of the equipment subject to the schedule were upgraded and renewed for a term expiring in September 1997, with a monthly rent of $3,904. The remaining items of equipment were sold.

     Marathon owns and operates domestic and foreign oil and gas exploratory and producing properties.


     The following tabulation sets forth the lessee, the equity investment of the Partnership, the debt incurred at the date of acquisition, the lease term at the acquisition of the Equipment and lease term remaining at January 1, 1997:
                                        Lease Term     Lease Term
                                        At Equipment   Remaining
                                        Acquisition    at 1/1/97
Lessee           Equity        Debt     (in months)   (in months)
----------      -------      -------    ----------    ----------
Kawasaki      $    200      $ 1,137          11          (1)
Yamaha           4,700       22,717          14          (1)
Burlington      43,500         --            10          (2)
Kawasaki           200        1,078          19          (3)
Kawasaki           600        2,443          22          (1)
Kawasaki        25,900       56,863          12          (4)
Transamerica   159,000         --            24          (1)
Kawasaki         6,500         --            12          (1)
Kawasaki         5,000       72,318          30          (1)
Allied Signal   52,358      283,759          19          (5)
Kawasaki        32,255       90,639          21          (1)
Kawasaki         4,760         --            35          (6)
SEI            568,813    4,958,918          22          (1)
Fingerhut      146,582      281,202          34          (1)
Fingerhut       21,239       43,461          32          (1)
Fingerhut       82,685      147,000          34          (1)
Yamaha           3,214       76,603          32          (1)
Yamaha           2,664       68,160          33          (1)
Kawasaki         4,000       32,299          41          (1)
Kawasaki         1,700       16,585          33          (1)
Centerior      134,108         --            33          (1)
Yamaha           9,900         --            40          (7)
GEIS            60,000    2,632,596          44          (1)
Kawasaki        13,299         --            35          (1)
Yamaha           7,695         --            36          (1)
Halliburton    183,702         --            24          (8)
Yamaha           6,072       64,710          35          (9)
Kawasaki        19,070         --            36          (1)
Kawasaki         8,546       66,032          32          (1)
Marathon       333,426         --            27         (10)
EUA            193,000    2,386,020          44          (1)
Litton
  Industrial    88,950      490,656          33         (11)
Equibank        46,000         --            30         (12)
Laser Magnetic  36,266      242,336          36         (13)
Advantis        22,533      151,038       35-36         (14)
Kawasaki         7,500      107,830          58         (15)
Bantam          45,800    1,157,158          57         (16)
Thrift Drug     70,713      779,014          46         (17)
               -------    ---------

TOTAL       $2,452,450  $14,232,572
            ==========  ===========

                                                     Page 6 of 27

(1)  Lease expired and equipment sold.
(2) Renewed at a monthly rental of $3,760 for a 5-month term ended September 1992; equipment was leased on month-to-month basis after renewal until expiration in June 1993; equipment sold in July 1993.
(3)  Lease renewed for 10 months; equipment sold September 1992.
(4) Lease renewed at monthly rate of $2,650 for 12-month term ended in July 1992 after initial lease expiration. Lease subsequently renewed for 4-month term, upon completion of which, equipment was sold.
(5) Initial term expired; lease renewed at a monthly rate of $16,145 for a 7-month term ended June 1993; lease renewed at monthly rate of $5,520 for a two-year term ending in June 1995; equipment sold October 1995.
(6) Initial term expired in February 1994; lease renewed at a monthly rate of $100 for a 12-month term ending in February 1995; equipment sold August 1995.
(7) Initial term expired in December 1993; lease renewed for 12-month term ending in December 1994; equipment sold December 1995.
(8) Lease expired in June 1994; lease with respect to part of the equipment was renewed for a 24-month term ending in June 1996, and the lessee purchased this equipment in July 1996; the rest of the equipment was sold in March 1995.
(9) Lease expired in June 1994; part of the equipment is leased on a month-to-month basis at a monthly rent of $106 and the lessee purchased the equipment in December 1996; the rest of the equipment was sold in 1995.
(10) Lease expired in September 1994; part of the equipment was upgraded and the schedule was renewed with respect thereto for a term expiring in September 1997 at a monthly rent of $3,904; the rest of the equipment was sold.
(11) Lease expired in December 1994; the Partnership entered into a new lease with respect to part of the equipment with Western Atlas, Inc., formerly a division of the original lessee, for a 36-month term expiring in December 1997; the Partnership is in the process of remarketing the rest of the equipment.
(12) Lessee exercised early termination option in December 1993; equipment sold August 1994.
(13) Lease expired in July 1995; part of the equipment is leased on a month-to-month basis with a monthly rent of $1,062, and was sold in June 1996; the rest of the equipment was sold in 1995.
(14) Lease expired in July and August 1995; part of the equipment was renewed for 12 months at a monthly rent of $703, and is currently renewed on a month-to-month basis. The remaining equipment is leased on a month-to-month basis at a monthly rent of $3,596.
(15) Lessee exercised early termination option in January 1993; Equipment sold March 1993.
(16) Lessee exercised early termination option in August 1993; certain units of the Equipment were sold with the remaining Equipment sold August 1996.
(17) Equipment on lease upgraded; initial term extended 2 years ended January 1997. Original lease and schedules terminated pursuant to master lease agreement between the Partnership and Thrift Drug dated May 31, 1995. Renewal of original and upgraded equipment in June 1995 for 26 months.



     COMPETITION. The equipment leasing industry is highly competitive and the Partnership competes with other leasing companies, with equipment manufacturers and distributors, and with other entities similar to the Partnership, most of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partners. Other leasing companies and especially equipment manufacturers and distributors may be in a position to offer equipment for lease upon financial terms more favorable than those which the Partnership can offer and may also be in a position to offer trade-in or exchange privileges on a wide range of equipment, a pass-on of any investment tax credit, comprehensive maintenance contracts, and other services and benefits to lessees which the Partnership does not offer.

     MAJOR CUSTOMERS. Approximately 88% of the Partnership's lease income in the year ended December 31, 1996 was from five customers. For those direct financing leases in which the Partnership has a net investment at December 31, 1996, 100% was with one customer. See Note 4 in "Notes to Financial Statements" in this report.

     EMPLOYEES.  The Partnership does not have any employees.

ITEM 2.    DESCRIPTION OF PROPERTY

     See "Item 1--Description of Business" in this report.


ITEM 3.      LEGAL PROCEEDINGS

               None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None.


                              PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There has not been, nor is there expected to be, a public market for the Units. As of December 31, 1996, there were 195 holders of Units.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION

     The Partnership commenced the offering of Limited Partnership Units and began operations on February 26, 1990. As of February 26, 1992, the date on which the offering of Units terminated, the Partnership had sold $2,906,960 in Units. Through December 31, 1996, the Partnership had acquired $16,685,022 of leased equipment, excluding capitalized equipment acquisition costs, with an equity investment of $2,452,450 and nonrecourse bank borrowings of $14,232,572.

OPERATIONS

     Total revenues increased to $236,463 for the fiscal year ended December 31, 1996 ("fiscal 1996") from $172,673 for the fiscal year ended December 31, 1995 ("fiscal 1995"). Total revenues consist of lease rental income and the gain (loss) on sale of equipment under lease. This increase in total revenues resulted from a gain on the sales of equipment under lease. However, lease income prior to the gain on the sale of equipment under lease, decreased due to the expiration of leases.

     Operating expenses decreased to $134,341 for fiscal 1996 from $311,856 for fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment under operating leases, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from fiscal 1995 to fiscal 1996 resulted primarily from the decrease in the amount of equipment under lease due to lease expirations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash of the Partnership at December 31, 1996 include undistributed cash available from operations during the period
February 26, 1990 to December 31, 1996.

     The Partnership has a cash management program which provides for the temporary investment of offering proceeds in various short-term money market instruments pending their investment in Equipment.

     The Partnership generally finances the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. The indebtedness incurred by the Partnership related to the acquisition of Equipment is generally fully amortized by the monthly rent payments due to the Partnership under related leases.

     The Partnership maintains a working capital and contingency reserve in an amount equal to 1% of the gross proceeds of the offering of Units. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

ITEM 7.        FINANCIAL STATEMENTS

     The financial statements of the Partnership as of December
31, 1996 and for the years ended December 31, 1996 and December
31, 1995 and the notes thereto are set forth elsewhere herein.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

              None.


                             PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT

     The Partnership has no directors or executive officers. The General Partners of the Partnership are Gerald A. Horwitz and TL General Corp., an Illinois corporation ("TL General"), the sole Director of which is Mr. Horwitz. Mr. Horwitz serves as Director of TL General until his successor is elected.

     The executive officers of TL General are Mr. Horwitz and Jerry Schwartz, who were elected to serve until their successors are elected and qualified.

     GERALD A. HORWITZ. Mr. Horwitz, age 61, is the President and sole Director of TL General. He is also the Chairman of the Board, sole Director, President, Treasurer and sole voting shareholder of Raffaello, Inc., the sole shareholder of TL General, as well as the sole Director and Treasurer of Triumphe Leasing Group, Inc. and Horwitz & Associates, Inc. (formerly known as Horwitz, Schakner & Associates, Inc. and G.A. Horwitz & Co. Inc.), a securities broker-dealer and investment adviser, President and sole Director of TL General VIII Corp., the corporate General Partner of Triumphe Leasing VIII L.P., and President and sole Director of TL General IX Corp., the corporate General Partner of Triumphe Leasing IX L.P. Prior to organizing Horwitz & Associates, Inc. in 1970, Mr. Horwitz served as an officer of Thomson, McKinnon and Auchincloss and prior to that he served as an officer of Blair and Company, which were New York Stock Exchange member firms. Mr. Horwitz attended Roosevelt University in Chicago, where he earned a Bachelor of Science Degree. He also attended the University of Wisconsin as an undergraduate and, the University of Chicago as a post-graduate student and served part-time as an instructor at Northwestern University.

     Mr. Horwitz has served as a general partner of Res-Com, Ltd., Unilease Associates, Quest, Valley Associates, Leasing Income Associates, Equipment Leasing Partners and Triumphe Leasing VIII L.P. and Triumphe Leasing IX L.P.; and as an officer and Director of the sole general partners of Triumphe Leasing VIII L.P., Triumphe Leasing IX L.P. and Concorde Leasing Limited Partnership and Invalease, Ltd. Each of these entities are Illinois limited partnerships engaged in the equipment leasing business. Mr. Horwitz is also the sole trustee of Tax Advantaged Income Trust, a grantor trust formed in 1985 under Illinois law to purchase and lease equipment.

     JERRY SCHWARTZ. Mr. Schwartz, age 51, has served in various executive capacities for affiliates of Raffaello, Inc. since April 1987. He is Vice President, Secretary and Treasurer of TL General, TL General VIII Corp. and TL General IX Corp. From 1982 to 1987, he served as a principal of J.L. Schwartz & Co., Inc., a public accounting firm. Prior thereto, Mr. Schwartz served as an accounting and operational manager for a certified public accounting firm.

     There is no family relationship among the foregoing officers.

ITEM 10.  EXECUTIVE COMPENSATION

     As stated in Item 9, the Partnership has no executive officers or directors. The compensation to the General Partners is set forth in Item 12 of this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     As of December 31, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's Units then outstanding.

     The Partnership has no executive officers.  As of December
31, 1996, Gerald A. Horwitz beneficially owned 0.789 Unit;
neither TL General Corp. nor Jerry Schwartz owned any Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     FEES TO GENERAL PARTNERS AND AFFILIATES.  The General
Partners and their affiliates receive substantial fees, compensation and reimbursement of expenses from the Partnership.

     For its services as placement agent of the Partnership, Horwitz & Associates, Inc. ("H&A"), an affiliate of Messrs.
Horwitz and Schwartz, received a sales commission of 8% of the gross proceeds from the offering of Units.

     For its services in locating and acquiring equipment, and arranging for financing and locating lessees, the Partnership will pay to the General Partners and their affiliates an Equipment Acquisition Fee in an amount equal to 5% of the Partnership's equity investment in such equipment; provided, however, that the Equipment Acquisition Fee shall not be paid if, and to the extent that, such payment shall cause the amount of gross proceeds of the offering invested in Equipment (including costs of investments other than Equipment) to be less than 85% of the gross proceeds of the offering.

     For its services in connection with the sale of any Equipment, the Partnership may pay to the General Partners and their affiliates a Subordinated Resale Fee in an amount equal to one-half of a Competitive Equipment Sale Commission, not to exceed 3% of the contract sales price of such Equipment, provided that any Subordinated Resale Fee earned shall not be paid to the General Partners and their affiliates prior to "Payout." Payout is defined as the time when the aggregate amount of all distributions to the Investor Limited Partners of Distributable Cash equals the sum of: (i) the aggregate amount of the Investor Limited Partners' Capital Contributions, and (ii) a cumulative, non-compounded 12% annual return on the aggregate amount of each Investor Limited Partner's unreturned Capital Contributions (calculated from the date such Investor Limited Partner was admitted to the Partnership). For purposes of this definition, Capital Contributions shall be deemed to have been returned only to the extent that distributions of Distributable Cash to the Investor Limited Partners exceed the amount required to satisfy such 12% annual return. If the General Partners participate with an independent broker on resale, such subordination shall apply only to the General Partners' Resale Fee. In no event shall total commissions paid to all persons exceed that which is reasonable, customary and competitive in light of the size, type and location of the equipment.

     During fiscal 1995 and fiscal 1996, the Partnership paid no sales commissions to H&A and no acquisition fees to the General
Partners.

     ALLOCATIONS AND DISTRIBUTIONS OF THE PARTNERSHIP. In accordance with the Partnership Agreement, the General Partners received distributions of $1,168 and were allocated net income of $1,021 for fiscal 1996.

     REIMBURSEMENTS AND FUTURE SERVICE. From time to time, the Partnership may engage either or both of the General Partners or any affiliate of the General Partners, in individual or corporate capacities and not in the capacities of Partner or affiliate of a Partner, when and as required, to perform services for the Partnership on terms that are usual and customary for such services in the area in which such services are to be rendered. Such services may include services related to the administration of the Partnership (e.g., bookkeeping, preparation of tax returns, SEC reports and filings and preparation of reports to investors) and the operation of the Partnership (e.g., maintenance and re-leasing of the Equipment and collection of lease payments). Under such circumstances, the person so engaged would be expected to earn reasonable compensation for such activities. The General Partners presently estimate that such reimbursements will not exceed $50,000 per year. In addition, reimbursements in amounts not presently determinable will also be made from time to time to the General Partners and their affiliates for reasonable expenses incurred in connection with the management, administration and operation of the Partnership and the acquisition of Equipment.

     The Partnership paid or accrued reimbursements of $4,705 and $14,705 for fiscal 1996 and fiscal 1995, respectively, to Triumphe Leasing Group, Inc., an affiliate of the General
Partners.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits, as listed in the Exhibit Index set forth on page E-1, are submitted as a separate section of this report.

     (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1996.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TRIUMPHE LEASING LIMITED PARTNERSHIP

                             By:  TL GENERAL CORP.,
                             Its: General Partner
Date: March 4, 1997          By: /s/ Gerald A. Horwitz
                                 ---------------------
                             Gerald A. Horwitz, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                     Titles(s)                     Date



/s/ Gerald A. Horwitz  Sole Director and President  March 4, 1997
---------------------  of the corporate General
Gerald A. Horwitz      Partner and as a General
                       Partner (Principal Executive
                       Officer)

/s/ Jerry Schwartz
---------------------  Vice President, Secretary,   March 4, 1997
Jerry Schwartz         and Treasurer of the corporate
                       General Partner (Principal
                       Financial and Accounting Officer)

                               EXHIBIT INDEX


Exhibit No.         Description                   Page No. 1*

1. Copy of the Partnership's Certificate of Limited Partnership filed with the Illinois Secretary of State on November 9, 1989 (Incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-32613).

2.1  Copy of the Partnership's original Agreement of Limited
     Partnership, dated November 9, 1989 (Incorporated by reference to Exhibit 4.3 to Registration Statement No.
     33-32613).

2.2  Form of Amended and Restated Agreement of Limited
     Partnership (Incorporated by reference to Exhibit A to the Partnership's prospectus dated February 26, 1990 as part of Registration Statement No. 33-32613).

27.  Financial Data Schedule

[FN]

* Included only in manually signed original.

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                           Financial Statements
                  Years Ended December 31, 1996 and 1995

                   TRIUMPHE LEASING LIMITED PARTNERSHIP

Contents

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              3


FINANCIAL STATEMENTS
     Balance Sheet                                              5
     Statements of Operations                                   6
     Statements of Partners' Equity                             7
     Statements of Cash Flows                                   8
     Summary of Accounting Policies                          9-11
     Notes to Financial Statements                          12-14

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Triumphe Leasing Limited Partnership
Northbrook, Illinois


We have audited the accompanying balance sheet of Triumphe Leasing Limited Partnership as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triumphe Leasing Limited Partnership at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP


Chicago, Illinois
January 17, 1997

                           FINANCIAL STATEMENTS


                                                    Page 17 of 27
_________________________________________________________________

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                            BALANCE SHEET
                                                December 31, 1996
                                                -----------------
ASSETS

CURRENT ASSETS
  Cash                                                $    16,764
    Accounts receivable                                    21,982
    Net investment in direct financing
    leases (Notes 1 and 4)                                 88,750
                                                        _________

TOTAL CURRENT ASSETS                                  $   127,496



Computer Equipment on Operating Leases,
less accumulated depreciation of $170,677
(Note 1)                                                   34,000
                                                        ---------

                                                      $   161,496
                                                        =========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
       Accounts payable                               $     4,095
       Current maturities of long-term debt
      (Note 1)                                            122,083
       Other liabilities                                    9,804

TOTAL LIABILITIES                                         135,982
                                                        ---------

PARTNERS' EQUITY
       General partners                                       362
       Limited partners                                    25,152
                                                        ---------

TOTAL PARTNERS' EQUITY                                     25,514

                                                        ---------
                                                      $   161,496
                                                        =========

See accompanying summary of accounting policies and notes to financial statements.

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                         STATEMENTS OF OPERATIONS


                               Year Ended          Year Ended
                            December 31, 1996   December 31, 1995
                            -----------------   -----------------
REVENUES
  Lease income (Note 4)          $  178,890         $   234,144
  Gain (loss) on sale of
  equipment under lease              57,573             (61,471)
                                  ---------           ----------

NET REVENUES                        236,463             172,673
                                  ---------           ----------

OPERATING EXPENSES:
  Interest                           19,189              42,184
  Depreciation and amortization      97,252             210,258
  Administrative (Note 2)            17,900              59,414
                                  ---------           ----------
  TOTAL OPERATING EXPENSES          134,341             311,856
                                  ---------           ----------
NET INCOME (LOSS)                $  102,122         $  (139,183)
                                  =========           ==========


NET INCOME (LOSS) ALLOCATED TO
  General partners               $    1,021         $    (1,392)
  Limited partners                  101,101            (137,791)
                                  ---------           ----------


                                 $  102,122         $  (139,183)
                                  =========           ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
  DURING THE YEAR:
  General partners                  1.46800             1.46800
  Limited partners                145.34800           145.34800

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
  General partners               $     696          $    (948)
  Limited partners               $     696          $    (948)


See accompanying summary of accounting policies and notes to financial statements.


                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                      STATEMENTS OF PARTNERS' EQUITY


                        TOTAL          GENERAL         LIMITED
                                       PARTNERS        PARTNERS
PARTNERS' EQUITY,
  at January 1, 1995    $  341,640     $    3,509      $  338,131

DISTRIBUTIONS
($1,100 per unit)         (161,605)        (1,608)      (159,997)
NET LOSS                  (139,183)        (1,392)      (137,791)
                         ----------      ---------     ----------
PARTNERS' EQUITY,
  at December 31, 1995      40,852            509         40,343

       Distributions
      ($800 per unit)     (117,460)        (1,168)      (116,292)
       Net income          102,122          1,021        101,101
                         _________       _________     __________
PARTNERS' EQUITY,
at December 31, 1996    $   25,514      $     362     $   25,152
                         =========       ========      ==========


     See accompanying summary of accounting policies and notes to financial statements.


                      TRIUMPHE LEASING LIMITED PARTNERSHIP


                                 STATEMENTS OF CASH FLOWS


Year ended December 31,                        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $   102,122  $ (139,183)
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities
  Depreciation and amortization               97,252     210,258
   Gain (loss) on sale of
       equipment under lease                 (57,573)     61,471
  Amortization of unearned income            (29,115)    (51,656)
  Changes in assets and liabilities
       Increase in accounts receivable       (21,982)        -
       (Decrease) increase in
         accounts payable                     (3,938)      2,808
       (Decrease) increase in                 (3,206)     (8,259)
                                             --------    --------
        Net cash provided by
        operating activities                  83,560      75,439
                                             _______     ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases              155,737     247,241
  Proceeds from sale of equipment
  under lease                                 60,447      64,343
                                            ________     ________
        Net cash provided by                 216,184     311,584
        investing activities                ________     ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on nonrecourse
  debt                                      (183,403)   (260,561)
  Proceeds from nonrecourse debt                -         31,106
  Distributions to partners                 (117,460)   (161,605)
                                            _________    ________
         Net cash used in                   (300,863)   (391,060)
         financing activities               _________   _________

NET DECREASE IN CASH                          (1,119)     (4,037)

Cash at the beginning of year                 17,883      21,920

Cash at the end of year                  $    16,764   $  17,883
                                             ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year
      for interest                       $    19,189   $  42,184

See accompanying summary of accounting policies and notes to financial statements.

               TRIUMPHE LEASING LIMITED PARTNERSHIP

                 SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS
Triumphe Leasing Limited Partnership (the"Partnership"), located in Northbrook, Illinois, was formed on November 9, 1989 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership acquires, owns, leases, maintains, manages and sells equipment. At December 31, 1996 and 1995, 145.348 Limited Partnership units were outstanding.

The Partnership maintains its records on the accrual method of accounting for financial reporting and income tax purposes. The statements do not give effect to any assets or liabilities, including income taxes, that the partners may have outside of their interest in the Partnership.

The Partnership purchases and leases to third parties various items of equipment. The equipment purchased by the Partnership to date and related lease opportunities are brought to the attention of the Partnership by independent leasing brokers, who either charge the Partnership a fee for their services or purchase the equipment and secure the lessee and then resell the package to the Partnership. At the conclusion of a lease, the leased equipment is either (i) released to the same lessee, (ii) leased to a new lessee or (iii) sold. Generally, the Partnership compensates the independent brokers for re-leasing or disposing of the equipment purchased to date by allowing them to participate in the proceeds of the renewal leases or sales.


LEASE ACCOUNTING
The Partnership records leases in conformity with generally accepted accounting principles and prevalent accounting practices within the leasing industry. All existing leases are in the form of direct financing leases or operating leases.

Direct financing leases are defined as those which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Partnership records its net investment at the inception of the lease as the aggregate of the gross investment and any initial direct costs less unearned income, where the gross investment is the aggregate of the minimum lease payments and the estimated unguaranteed residual value and unearned income is the difference between the gross investment and the cost of the leased equipment. Unearned income, net of initial direct costs, is recognized over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

Operating leases are defined as those which do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The leased property is included in computer equipment on operating leases and depreciated following the Partnership's depreciation policy. Rent is reported as income over the lease term as it becomes receivable according to the provisions of the lease.

The Partnership evaluates the recoverability of its portfolio of leases quarterly, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the carrying value of leases should be completely or partially written off. In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, the Partnership assesses the recoverability of its portfolio of leases based on undiscounted estimated future operating cash flows. If the Partnership determines that the carrying value of a lease has been impaired, the measurement and recognition of the impairment will be based on discounted estimated future operating cash flows. The effect of this change was not significant.

The Partnership's leasing operations consist ofthe leasing of various types of data processing equipment and telecommunications equipment. One of the Partnership's leases is classified as a direct financing lease which expires next year. Other data processing equipment (principally computer terminals) is leased under operating leases that expire during the next year.


COMPUTER EQUIPMENT ON OPERATING LEASES; DEPRECIATION
Computer equipment on operating leases is stated at cost.
Depreciation is computed using the double declining balance and straight-line methods over the estimated useful lives of the assets.

INCOME TAXES
The Partnership is not a tax-paying entity for federal income tax purposes and accordingly, no income tax expense has been provided for in the financial statements. Income or loss from the Partnership is required to be reported by the partners on their respective income tax returns.

The Partnership is responsible for State of Illinois replacement tax on income it generates.

All of the Partnership's leases are treated as operating leases for income tax purposes
(Note 3).


MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership has estimated the residual values of equipment under direct financing and operating leases. These estimates have been developed based upon published market values of similar equipment and the general partners' prior experience. Management does not currently expect to incur any loss on the disposition or lease renewal of equipment currently under lease. Given the volatility of market for the resale of computer equipment, it is reasonably possible that the Partnership's estimates for residual value may change in the near term.

               TRIUMPHE LEASING LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS


1.  LEASES AND COMPUTER EQUIPMENT FINANCING

Estimated future minimum lease payments under both direct financing and operating leases, including estimated residual values of leased property (unguaranteed) of $2,500, net of unearned income under direct financing and operating leases at December 31, 1996 are as follows:


Estimated 1997 minimum lease payments receivable
                   Direct
                   financing    Operating                 Debt
                   leases       leases        Total    maturities
                  ----------   ----------   ---------  ----------
Estimated
    receivable    $ 93,345      $ 67,681     $161,026    $122,083
Less unearned
    income           4,595          -           4,595        -
                   -------       -------      -------     -------
                  $ 88,750      $ 67,681     $156,431    $122,083
                   =======       =======      =======     =======

The various debt obligations are payable to financial institutions and include interest at rates ranging from 7.75% to 8.75%. The Partnership estimates that the fair value of its fixed-rate borrowings approximates the carrying value at December 31, 1996 given the Partnership's current borrowing capabilities. The debt obligations are collateralized by the related equipment and future rental payments under the respective leases. The indebtedness is without recourse against the Partnership.



2.  RELATED PARTY TRANSACTIONS

The Partnership pays companies related to the general partners through common ownership an equipment acquisition fee, in the amount of 5% of the Partnership's equity investment in such equipment for locating and acquiring equipment, arranging lease financing, and locating lessees. Equipment acquisition fees are not paid unless at least 85% of the gross limited partner contributions have been invested in equipment. There were no fees in 1996 and 1995.

The Partnership reimburses companies related to the general partners through common ownership for reasonable expenses incurred in connection with the management, administration and operation of the Partnership. These expenses amounted to $4,705 and $14,705 in 1996 and 1995, respectively. At December 31, 1996, $300 of these expenses are unpaid and included in accounts payable.

3.  RECONCILIATION OF REPORTED NET INCOME (LOSS) TO TAX NET
    INCOME (LOSS)

                                      1996              1995
Reported net income (loss)         $102,122      $   (139,183)
Add tax leasing revenues in
  excess of reported leasing
  revenues                          126,621           195,586

Less tax depreciation in excess
  of reported depreciation          (82,081)         (183,630)
Less tax loss on sales in excess
  of reported loss on sales         (48,267)          (89,083)
                                    --------        ----------
   Tax net income (loss)           $ 98,395       $  (216,310)
                                    --------        ----------

The Partnership's tax basis in its net assets differs from the amount at which its net assets are reported for financial reporting purposes, principally due to the accounting for direct financing leases. At December 31, 1996, the Partnership's basis for financial reporting purposes in its net assets was less than its basis for tax reporting purposes by approximately $48,375. As a result, aggregate future income for financial reporting purposes will be greater than for income tax reporting purposes.

4.  MAJOR CUSTOMERS

Approximately 88% of the Partnership's lease income in the year ended December 31, 1996 was from five customers. In the year ended December 31, 1995, approximately 82% of lease income was derived from five customers. The percentages are as follows:

                                            1996            1995
                                            ----            ----
Customer A                                   29%             -%
Customer B                                   20             20
Customer C                                   16             19
Customer D                                   13             10
Customer E                                   10             16
Customer F                                    -             17
                                            ----           ----
             Total                           88%           82%
                                            ====           ====

     The direct financing lease in which the Partnership has a net investment at December 31, 1996 and 1995 was with one customer which is a chain of retail drug stores.

                                                  Page 27 of 27