Form 10QSB
period 1997-03-31
TRIUMPHE LEASING LIMITED PARTNERSHIP
filed 1997-05-01
CIK 858559

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1997


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ____________to_______________

     Commission File Number:   0-19074

     TRIUMPHE LEASING LIMITED PARTNERSHIP
     (Exact name of small business issuer
      as specified in its charter)

     Illinois                             36-3673459
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)       Identification No.)

     630 Dundee Road, Suite 345, Northbrook, Illinois  60062
     (Address of principal executive offices)         (Zip Code)


     847-509-1500
     (Issuer's telephone number)

     _________________________________________________________

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



                              PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

               TRIUMPHE LEASING LIMITED PARTNERSHIP
                          BALANCE SHEETS

                                March 31, 1997  December 31, 1996
                                --------------  -----------------
                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents             $  12,044          $  16,764
  Accounts Receivable                  9,107             21,982
  Net investment in direct
    financing leases                  52,997             88,750
                                     -------            -------
     TOTAL CURRENT ASSETS             74,148            127,496
                                     -------            -------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $179,177 and $170,677               25,500             34,000
                                     -------            -------


                                   $  99,648          $ 161,496
                                     =======            =======

See accompanying notes to financial statements (Unaudited)

                                 PART I
                          FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                              BALANCE SHEETS
                                March 31, 1997  December 31, 1996
                                --------------  -----------------
                                 (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable               $  14,125           $   4,095
    Current maturities of long-
      term debt                       73,751             122,083
    Other liabilities                  8,050               9,804
                                     -------             -------
     TOTAL LIABILITIES                95,926             135,982
                                     -------             -------

  PARTNERS' EQUITY:
    General Partners                     145                 362
    Limited Partners                   3,577              25,152
                                     -------             -------
       TOTAL PARTNERS' EQUITY          3,722              25,514
                                     -------             -------

                                   $  99,648           $ 161,496
                                     =======             =======

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                               Three Months       Three Months
                                  Ended              Ended
                              March 31, 1997     March 31, 1996
                              --------------     --------------
                               (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                  $  23,814          $  55,191
  Gain (Loss) on Sale
  of Equipment                       -                  -
                                  -------            -------
TOTAL REVENUES                     23,814             55,191
                                  -------            -------

OPERATING EXPENSES:
  Interest                          2,316              6,245
  Depreciation & Amortization       8,500             33,480
  Remarketing Commissions Paid
    to Outside Lease Brokers         -                  -
  Administrative                   12,715             14,100
                                  -------            -------
  TOTAL OPERATING EXPENSES         23,531             53,825
                                  -------            -------
NET INCOME                      $     283          $   1,366
                                  =======            =======


NET INCOME ALLOCATED TO:
  General Partners              $       3          $      14
  Limited Partners                    280              1,352
                                  -------            -------
                                $     283          $   1,366
                                  =======            =======

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.4682             1.4682
   Limited Partners              145.3478           145.3478

INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                $    2             $    9
   Limited Partners                $    2             $    9

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENT OF PARTNERS' EQUITY

                        Three Months Ended March 31, 1997
                        ---------------------------------
                                   (Unaudited)

                                           GENERAL      LIMITED
                               TOTAL       PARTNERS     PARTNERS
PARTNERS' EQUITY
  Beginning of period      $  25,514      $     362   $  25,152

DISTRIBUTIONS                (22,075)          (220)    (21,855)
NET INCOME                       283              3         280
                             --------       --------    --------
PARTNERS' EQUITY
  End of period            $   3,722      $     145   $   3,577
                             ========       ========    ========

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS
                                    Three Months    Three Months
                                       Ended           Ended
                                   March 31, 1997  March 31, 1996
                                   --------------  --------------
                                    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $    283       $   1,366
   Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:

   Depreciation & amortization            8,500          33,481
    (Gain) loss on sale of
      equipment under lease                -               -
   Amortization of unearned income       (3,181)         (9,580)

  Changes in assets and liabilities:
    Decrease in accounts receivable      12,875
    (Increase) in prepaid expenses         -               (348)
    Increase in accounts payable         10,030           6,837
    (Decrease)\ Increase in other
      liabilities                        (1,754)          1,718
                                        --------        --------
    Net cash provided by
    operating activities                 26,753          33,474
                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases              38,934          38,934
  Proceeds from sale of equipment
    under lease                            -               -
                                        --------        --------
    Net cash provided by
    investing activities                 38,934          38,934
                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners             (22,075)        (29,365)
  Principal payments of
    nonrecourse debt                    (48,332)        (44,403)
                                        --------        --------
    Net cash used in
    financing activities                (70,407)        (73,768)
                                        --------        --------
NET (DECREASE) IN CASH & EQUIVALENTS     (4,720)         (1,360)

CASH AND EQUIVALENTS,
  at the beginning of the period         16,764          17,883
                                        -------         -------

CASH AND EQUIVALENTS,
  at the end of the period            $  12,044       $  16,523
                                        =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                      $   2,316       $   6,245

See accompanying notes to financial statements (Unaudited)

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at March 31, 1997 and the three months ended March 31, 1997, and March 31, 1996, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of those dates and the results of operations for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on November 9, 1989, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended March 31, 1997 was the twenty-ninth quarter of operations.


NOTE 3 - DESCRIPTION OF LEASING ARRANGEMENTS

    The partnership's leasing operations consist principally of leased equipment which it has acquired from third-party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases expire over the next year. The cost of each lease includes an equity investment plus any non-recourse loans obtained to finance the purchase.


NOTE 4 - EQUIPMENT

    Equipment is recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INVESTMENT IN LEASES

     The following lists the components of the net investment in leases as of March 31, 1997:

Total minimum lease payments to be received            $  51,912

Estimated residual values of leased property               2,500

Less: Unearned income                                     (1,415)
                                                         --------
Net investment in leases                               $  52,997
                                                         ========
     At March 31, 1997, minimum lease payments for direct financing and operating leases for the current calendar year that are expected to be received are $149,928.

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on February 26, 1990, and commenced the acquisition of equipment in April 1990. As of February 26, 1992 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,906,960 in units had been sold through February 26, 1992. At March 31, 1997 the partnership had acquired $16,685,020 of leased equipment with an equity investment of $2,452,449 and nonrecourse bank borrowing of $14,232,571.

OPERATIONS
Revenues from leasing decreased to $23,814 for the first quarter of the fiscal year ending December 31, 1997 ("fiscal 1997") from $55,191 for the first quarter of the fiscal year ended December 31, 1996 ("fiscal 1996"). The decrease in revenues from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 was primarily due to the reduction in the amount of equipment under lease.

Operating expenses decreased to $23,531 for the first quarter of fiscal 1997 from $53,825 for the first quarter of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 resulted primarily from the reduction of equipment on lease.

The partnership expects continued decreases in operating revenues due to the expiration of leases. Thus, since the partnership does not plan to invest in additional equipment, future results will be based on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at March 31, 1997 include undistributed cash available from operations during the period February 26, 1990 to March 31, 1997.

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


NONE
                                                   Page 10 of 11

                        SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TRIUMPHE LEASING LIMITED PARTNERSHIP

                      By:  TL GENERAL CORP.,
                      Its:  General Partner



  Date  May 1, 1997       By: /s/ Gerald A. Horwitz
       -----------------     ------------------------------------

                             Gerald A. Horwitz, President
                             of the Corporate General Partner
                             (Principal Executive Officer)




  Date  May 1, 1997       By: /s/ Jerry L. Schwartz
       -----------------     ------------------------------------

                             Jerry L. Schwartz,
                             Vice President,
                             Secretary and Treasurer of the
                             Corporate General Partner
                             (Principal Financial and
                             Accounting Officer)


  Date  May 1, 1997       By: /s/ Gerald A. Horwitz
       -----------------     ------------------------------------
                             Gerald A. Horwitz
                             Its: General Partner