Form 10QSB
period 1997-06-30
TRIUMPHE LEASING LIMITED PARTNERSHIP
filed 1997-08-12
CIK 858559

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ____________to____________

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



                              PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

               TRIUMPHE LEASING LIMITED PARTNERSHIP
                          BALANCE SHEETS

                                June 30, 1997   December 31, 1996
                                -------------   -----------------
                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents             $  15,724          $  16,764
  Accounts Receivable                  8,290             21,982
  Net investment in direct
    financing leases                  15,437             88,750
                                     -------            -------
     TOTAL CURRENT ASSETS             39,451            127,496
                                     -------            -------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $186,825 and $170,677               13,329             34,000
                                     -------            -------

                                   $  52,780          $ 161,496
                                     =======            =======

See accompanying notes to financial statements (Unaudited)

                                                  Page 2 of 14

                                PART I
                         FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                              BALANCE SHEETS

                                June 30, 1997   December 31, 1996
                                -------------   -----------------
                                 (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

  LIABILITIES:
    Accounts payable               $   9,865          $   4,095
    Current maturities of long-
      term debt                       24,383            122,083
    Other liabilities                  7,405              9,804
                                     -------            -------
     TOTAL LIABILITIES                41,653            135,982
                                     -------            -------

  PARTNERS' EQUITY:
    General Partners                     219                362
    Limited Partners                  10,908             25,152
                                     -------            -------
     TOTAL PARTNERS' EQUITY           11,127             25,514
                                     -------            -------

                                   $  52,780          $ 161,496
                                     =======            =======

See accompanying notes to financial statements (Unaudited)

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
                                 Six Months         Six Months
                                   Ended               Ended
                                June 30, 1997      June 30, 1996
                                -------------      -------------
                                 (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                    $   48,263         $  106,629
  Gain (Loss) on Sale of Equipment     2,486             (2,326)
                                     --------           --------
     TOTAL REVENUES                   50,749            104,303
                                     --------           --------
OPERATING EXPENSES:
  Interest                             3,424             11,538
  Depreciation & Amortization         20,657             66,961
  Administrative                      11,587              9,979
                                     --------           --------
     TOTAL OPERATING EXPENSES         35,668             88,478
                                     --------           --------
NET INCOME                        $   15,081         $   15,825
                                     ========           ========

NET INCOME ALLOCATED TO:
  General Partners                $      151         $      158
  Limited Partners                    14,930             15,667
                                     --------           --------
                                  $   15,081         $   15,825
                                     ========           ========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                   1.4682             1.4682
   Limited Partners                 145.3478           145.3478

INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners               $      103         $      108
   Limited Partners               $      103         $      108

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING LIMITED PARTNERSHIP
                         STATEMENTS OF OPERATIONS


                                 Three Months       Three Months
                                    Ended              Ended
                                June 30, 1997      June 30, 1996
                                -------------      -------------
                                 (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                    $   24,450         $   51,438
  Gain (Loss) on Sale of Equipment     2,486             (2,326)
                                     --------           --------
     TOTAL REVENUES                   26,936             49,112
                                     --------           --------
OPERATING EXPENSES:
  Interest                             1,109              5,293
  Depreciation & Amortization         12,157             33,480
  Administrative                      (1,128)            (4,120)

     TOTAL OPERATING EXPENSES         12,138             34,653

NET INCOME                        $   14,798         $   14,459

NET INCOME ALLOCATED TO:
  General Partners                $      148         $      145
  Limited Partners                    14,650             14,314
                                     --------           --------
                                  $   14,798         $   14,459

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                   1.4682             1.4682
   Limited Partners                 145.3478           145.3478

INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners               $      101         $       98
   Limited Partners               $      101         $       98

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENT OF PARTNERS' EQUITY

                         Six Months Ended June 30, 1997
                         ------------------------------
                                   (Unaudited)

                                          GENERAL        LIMITED
                            TOTAL         PARTNERS       PARTNERS
PARTNERS' EQUITY
  Beginning of period     $  25,514       $   362      $  25,152

DISTRIBUTIONS               (29,468)         (294)       (29,174)
NET INCOME                   15,081           151         14,930
                            --------        ------       --------
PARTNERS' EQUITY
  End of period           $  11,127       $    219     $  10,908
                            ========        ======       ========

See accompanying notes to financial statements (Unaudited)


                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

                                Six Months         Six Months
                                  Ended              Ended
                              June 30, 1997      June 30, 1996
                              -------------      -------------
                               (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                      $   15,081         $   15,825
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:

  Depreciation & amortization         20,657             66,961
   (Gain) Loss on sale of
   equipment under lease              (2,486)             2,326
   Amortization of unearned income    (4,554)           (17,676)

  Changes in assets and liabilities:
    Decrease in accounts receivable   13,692               -
    Increase in prepaid expense         -                   201
    (Decrease) increase in
     accounts payable                  5,770               (981)
    Decrease in other liabilities     (2,399)            (3,048)
                                    ---------          ---------
         Net cash provided by
         operating activities         45,761             63,608
                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases           77,867             77,868
  Proceeds from sale of
    equipment under lease              2,500               -
                                    ---------          ---------
         Net cash provided by
         investing activities         80,367             77,868
                                    ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners          (29,468)           (58,730)
  Principal payments of
    nonrecourse debt                 (97,700)           (89,758)
                                    ---------          ---------
         Net cash used in
         financing activities       (127,168)          (148,488)
                                    ---------          ---------
NET DECREASE IN CASH & EQUIVALENTS    (1,040)            (7,012)

CASH AND EQUIVALENTS,
  at the beginning of the period      16,764             17,883
                                    ---------          ---------
CASH AND EQUIVALENTS,
  at the end of the period        $   15,724         $   10,871
                                    =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                  $    3,424         $   11,538

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS


                             Three Months       Three Months
                                 Ended              Ended
                             June 30, 1997      June 30, 1996
                             -------------      -------------
                              (Unaudited)        (Unaudited)
[S]                               [C]                [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                      $   14,798         $   14,459
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:

   Depreciation & amortization        12,157             33,480
   (Gain) Loss on sale of
    equipment under lease             (2,486)             2,326
   Amortization of unearned income    (1,374)            (8,096)

  Changes in assets and liabilities:
    Decrease in accounts receivable      817               -
    Increase in prepaid expenses        -                   548
    Decrease in accounts payable      (4,260)            (7,818)
    Decrease in other liabilities       (645)            (4,765)
                                     --------           --------
         Net cash provided by
         operating activities         19,007             30,134
                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases           38,934             38,934
  Proceeds from sale of equipment
    under lease                        2,500               -
                                     --------           --------
         Net cash provided by
         investing activities         41,434             38,934
                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners           (7,393)           (29,365)
  Principal payments of
    nonrecourse debt                 (49,368)           (45,355)
                                     --------           --------
         Net cash used in
         financing activities        (56,761)           (74,720)
                                     --------           --------
NET INCREASE (DECREASE)
  IN CASH & EQUIVALENTS                3,680             (5,652)

CASH AND EQUIVALENTS,
  at the beginning of the period      12,044             16,523
                                     --------           --------

CASH AND EQUIVALENTS,
  at the end of the period        $   15,724         $   10,871
                                     ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                  $    1,109         $    5,293
[FN]
See accompanying notes to financial statements (Unaudited)
[/TABLE]

                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at June 30, 1997 and each of the six and three months ended June 30, 1997, and June 30, 1996, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of those dates and the results of operations for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on November 9, 1989, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1997 was the thirtieth quarter of operations.


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

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of June 30, 1997:

Total minimum lease payments to be received         $    12,978

Estimated residual values of leased property              2,500

Less: Unearned income                                       (41)
                                                        --------
Net investment in leases                            $    15,437
                                                        ========


      At June 30, 1997, minimum lease payments for direct financing and operating leases for the current calendar year that are expected to be received are $149,928.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on February 26, 1990, and commenced the acquisition of equipment in April 1990. As of February 26, 1992 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,906,960 in units had been sold through February 26, 1992. At June 30, 1997 the partnership had acquired $16,685,020 of leased equipment with an equity investment of $2,452,449 and nonrecourse bank borrowing of $14,232,571.

OPERATIONS
Revenues from leasing decreased to $50,749 for the first two quarters of the fiscal year ending December 31, 1997 ("fiscal 1997") from $104,303 for the first two quarters of the fiscal year ended December 31, 1996 ("fiscal 1996"). The decrease in revenues from the first two quarters of fiscal 1996 to the first two quarters of fiscal 1997, was primarily due to the reduction in the amount of equipment under lease.

Operating expenses decreased to $35,668 for the first two quarters of fiscal 1997 from $88,478 for the first two quarters of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from the first two quarters of fiscal 1996 to the first two quarters of fiscal 1997 resulted primarily from the reduction of equipment on lease.

The partnership expects continued decreases in operating revenues due to the expiration of leases. Thus, since the partnership does not plan to invest in additional equipment, future results will be based on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at June 30, 1997 include undistributed cash available from operations during the period February 26, 1990 to June 30, 1997.

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

                 TRIUMPHE LEASING LIMITED PARTNERSHIP
                      PART II - OTHER INFORMATION


NONE

                        SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRIUMPHE LEASING LIMITED PARTNERSHIP

                      By:  TL GENERAL CORP.,
                      Its:  General Partner



  Date August 12, 1997     By: /s/ Gerald A. Horwitz
       -----------------      -----------------------------------
                              Gerald A. Horwitz, President
                              of the Corporate General Partner
                              (Principal Executive Officer)

  Date August 12, 1997     By: /s/ Jerry L. Schwartz
       ----------------       -----------------------------------
                              Jerry L. Schwartz,
                              Vice President,
                              Secretary and Treasurer of the
                              Corporate General Partner
                              (Principal Financial and
                              Accounting Officer)


  Date August 12, 1997     By: /s/ Gerald A. Horwitz
       ----------------       -----------------------------------
                              Gerald A. Horwitz
                              Its: General Partner