Form 10QSB
period 1997-09-30
TRIUMPHE LEASING LIMITED PARTNERSHIP
filed 1997-10-31
CIK 858559

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                           FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


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

                         September 30, 1997   December 31, 1996
                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $     13,645        $    16,764
  Accounts receivable                3,702             21,982
  Net investment in direct
    financing leases                  -                88,750
                                 ---------          ---------
     TOTAL CURRENT ASSETS           17,347            127,496
                                 ---------          ---------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $150,004 and $170,677              9,426             34,000
                                 ---------          ---------
                               $    26,773        $   161,496
                                 =========          =========

See accompanying notes to financial statements (Unaudited)


                                 PART I
                          FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                   TRIUMPHE LEASING LIMITED PARTNERSHIP
                              BALANCE SHEETS

                         September 30, 1997   December 31, 1996
                              (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable           $    9,365          $     4,095
    Current maturities of long-
      term debt                      -                 122,083
    Other liabilities               4,686                9,804
                                ---------            ---------
     TOTAL LIABILITIES             14,051              135,982
                                ---------            ---------

  PARTNERS' EQUITY:
    General Partners                  234                  362
    Limited Partners               12,488               25,152
                                ---------            ---------
     TOTAL PARTNERS' EQUITY        12,722               25,514
                                ---------            ---------

                               $   26,773          $   161,496
                                =========            =========

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                            Nine Months         Nine Months
                               Ended               Ended
                         September 30, 1997  September 30, 1996
                         ------------------  ------------------
                            (Unaudited)         (Unaudited)
REVENUES:
  Lease Income               $     71,986        $   134,700
  Gain on Sale of Equipment         4,706             56,558
                                ---------          ---------
     TOTAL REVENUES                76,692            191,258
                                ---------          ---------
OPERATING EXPENSES:
  Interest                          3,734             15,860
  Depreciation & Amortization      29,280             84,211
  Remarketing Commissions Paid
    to Outside Lease Brokers        7,959                215
  Administrative                   11,651             12,327
                                ---------          ---------
     TOTAL OPERATING EXPENSES      52,624            112,613
                                ---------          ---------
NET INCOME                   $     24,068        $    78,645
                                =========          =========

NET INCOME ALLOCATED TO:
  General Partners           $        241        $       786
  Limited Partners                 23,827             77,859
                                ---------          ---------
                             $     24,068        $    78,645
                                =========          =========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.4682             1.4682
   Limited Partners              145.3478           145.3478

INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                $  164             $  536
   Limited Partners                $  164             $  536

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS


                             Three Months       Three Months
                                Ended              Ended
                          September 30, 1997  September 30, 1996
                          ------------------  ------------------
                              (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                 $     23,723       $    28,071
  Gain on Sale of Equipment           2,097            58,884
                                  ---------         ---------
     TOTAL REVENUES                  25,820            86,955
                                  ---------         ---------
OPERATING EXPENSES:
  Interest                              309             4,322
  Depreciation & Amortization         8,500            17,251
  Remarketing Commissions Paid
    to Outside Lease Brokers          8,000               215
  Administrative                         23             2,348
                                  ---------         ---------
     TOTAL OPERATING EXPENSES        16,832            24,136
                                  ---------         ---------
NET INCOME                     $      8,988       $    62,819
                                  =========         =========

NET INCOME ALLOCATED TO:
  General Partners             $         90       $       628
  Limited Partners                    8,898            62,191
                                  ---------         ---------
                               $      8,988       $    62,819
                                  =========         =========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                  1.4682            1.4682
   Limited Partners                145.3478          145.3478

INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                  $   61             $ 428
   Limited Partners                  $   61             $ 428

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING LIMITED PARTNERSHIP
                          STATEMENT OF PARTNERS' EQUITY

                       Nine Months Ended September 30, 1997
                       ------------------------------------
                                   (Unaudited)

                                        GENERAL        LIMITED
                          TOTAL         PARTNERS       PARTNERS
PARTNERS' EQUITY
  Beginning of period   $     25,514    $    362     $    25,152

DISTRIBUTIONS                (36,860)       (369)        (36,491)
NET INCOME                    24,068         241          23,827
                           ----------    --------      ----------
PARTNERS' EQUITY
  End of period         $     12,722    $    234     $    12,488
                           ==========    ========      ==========

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS

                            Nine Months        Nine Months
                               Ended              Ended
                        September 30, 1997  September 30, 1996
                        ------------------  ------------------
                           (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                  $     24,068        $    78,645
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:

  Depreciation & amortization       29,280             84,211
    Gain on sale of
    equipment under lease           (4,706)           (56,558)
    Amortization of unearned income (4,595)           (24,214)

  Changes in assets and liabilities:
    Decrease in accounts receivable 18,280               -
    (Decrease) Increase in
     accounts payable                5,270             (2,252)
    (Decrease) in other liabilities (5,118)            (2,125)
                                   ---------         ----------
         Net cash provided by
         operating activities       62,479             77,707
                                   ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases         90,845            116,802
  Proceeds from sale of
    equipment under lease            2,500             59,433
                                   ---------         ----------
         Net cash provided by
         investing activities       93,345            176,235
                                   ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners        (36,860)           (88,095)
  Principal payments of
    nonrecourse debt              (122,083)          (136,084)
                                  ----------         ----------
         Net cash used in
         financing activities     (158,943)          (224,179)
                                  ----------         ----------
NET (DECREASE) INCREASE IN
   CASH & EQUIVALENTS               (3,119)            29,763

CASH AND EQUIVALENTS,
  at the beginning of the period    16,764             17,883
                                  ----------         ----------
CASH AND EQUIVALENTS,
  at the end of the period    $     13,645        $    47,646
                                  ==========         ==========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest              $      3,734        $    15,860

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS

                           Three Months       Three Months
                              Ended              Ended
                       September 30, 1997  September 30, 1996
                       ------------------  ------------------
                           (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                   $     8,988         $   62,819
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:

   Depreciation & amortization       8,500             17,251
   (Loss) Gain on sale of
    equipment under lease           (2,097)           (58,884)
    Amortization of unearned income    (41)            (6,538)

  Changes in assets and liabilities:
    Decrease in accounts receivable  4,588               -
    (Decrease) in accounts payable    (500)            (1,271)
    (Decrease) Increase in
     other liabilities              (2,719)               722
                                  ----------         ----------
         Net cash provided by
         operating activities       16,719             14,099
                                  ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases         12,978             38,934
  Proceeds from sale of
    equipment under lease             -                59,433

                                  ----------         ----------
         Net cash provided by
         investing activities       12,978             98,367
                                  ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners         (7,393)           (29,365)
  Principal payments of
    nonrecourse debt               (24,383)           (46,326)
                                  ----------         ----------
         Net cash used in
         financing activities      (31,776)           (75,691)
                                  ----------         ----------

NET (DECREASE) INCREASE IN
  CASH & EQUIVALENTS                (2,079)            36,775

CASH AND EQUIVALENTS,
  at the beginning of the period    15,724             10,871
                                  ----------         ----------
CASH AND EQUIVALENTS,
  at the end of the period     $    13,645        $    47,646
                                  ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for interest               $       309        $     4,322

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at September 30, 1997 and each of the nine and three months ended September 30, 1997, and September 30, 1996, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of those dates and the results of operations for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on November 9, 1989, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1997 was the thirty-first quarter of operations.


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

                TRIUMPHE LEASING LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS

      At September 30, 1997, minimum lease payments for operating leases for the current calendar year that are expected to be received are $149,928.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

The partnership commenced the offering of units and began operations on February 26, 1990, and commenced the acquisition of equipment in April 1990. As of February 26, 1992 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,906,960 in units had been sold through February 26, 1992. At September 30, 1997 the partnership had acquired $16,685,020 of leased equipment with an equity investment of $2,452,449 and nonrecourse bank borrowing of $14,232,571.

OPERATIONS
Revenues from leasing decreased to $76,692 for the first three quarters of the fiscal year ending December 31, 1997 ("fiscal 1997") from $191,258 for the first three quarters of the fiscal year ended December 31, 1996 ("fiscal 1996"). The decrease in revenues from the first three quarters of fiscal 1996 to the first three quarters of fiscal 1997, was primarily due to the reduction in the amount of equipment under lease. In addition, there was a gain on the sale of equipment of $4,706 for the nine months ended September 30, 1997, compared to a gain on the sale of equipment of $56,558 for the nine months ended September 30, 1996.

Operating expenses decreased to $52,624 for the first three quarters of fiscal 1997 from $112,613 for the first three quarters of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from the first three quarters of fiscal 1996 to the first three quarters of fiscal 1997 resulted primarily from the reduction of equipment on lease.

The partnership expects continued decreases in operating revenues due to the expiration of leases. Thus, since the partnership does not plan to invest in additional equipment, future results will be based on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at September 30, 1997 include undistributed cash available from operations during the period February 26, 1990 to September 30, 1997.

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


                      TRIUMPHE LEASING LIMITED PARTNERSHIP

                      By:  TL GENERAL CORP.,
                      Its:  General Partner


Date  October 31, 1997     By: /s/ Gerald A. Horwitz
      ------------------      -----------------------------------
                              Gerald A. Horwitz, President
                              of the Corporate General Partner
                              (Principal Executive Officer)

Date  October 31, 1997     By: /s/ Jerry L. Schwartz
      ------------------      -----------------------------------
                              Jerry L. Schwartz,
                              Vice President,
                              Secretary and Treasurer of the
                              Corporate General Partner
                              (Principal Financial and
                              Accounting Officer)

Date  October 31, 1997     By: /s/ Gerald A. Horwitz
      ------------------      -----------------------------------
                              Gerald A. Horwitz
                              Its: General Partner